Form 10QSB
period 2007-10-17
Capital Equity Finance Inc.
filed 2007-10-17
CIK 1401227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 000-52704

CAPITAL EQUITY FINANCE, INC.
(Exact name of small business issuer as specified in its charter)

Florida	20-8090841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5775 Blue Lagoon Drive Suite 100 Miami, Florida	33126
(Address of principal executive offices)	(Zip Code)

(786) 888-4567
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $.001 par value per share	6,000,000 shares

CAPITAL EQUITY FINANCE, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Capital Equity Finance, Inc.
(A Development Stage Company)
Financial Statements

For the nine months ended September 30, 2007 and for the
period from December 22, 2006 (inception) to September 30, 2007
(Unaudited)

CONTENTS
PAGE

Financial Statements:
Balance Sheet - As of September 30, 2007 (Unaudited)	4

Statements of Operations -
For the three and nine months ended September 30, 2007 and for the
period from December 22, 2006 (inception) to September 30, 2007 (Unaudited)	5

Statements of Cash Flows -
For the nine months ended September 30, 2007 and for the
period from December 22, 2006 (inception) to September 30, 2007 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Capital Equity Finance, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2007
(Unaudited)

Assets

Current Assets:
Cash	$705
Total Current Assets	705

Total Assets	$705

Stockholders' Equity

Stockholders' Equity:
Preferred stock (no par value), 5,000,000 shares authorized,
authorized, none issued and outstanding)	$-
Common stock ($0.001 par value, 100,000,000 shares authorized,
authorized, 6,000,000 shares issued and outstanding)	6,000
Additional paid in capital	18,137
Deficit accumulated during development stage	(23,432)

Total Stockholders' Equity	$705

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			from December 22,
	For the three months ended	For the nine months ended	2006 (Inception) to
	September 30, 2007	September 30, 2007	September 30, 2007

Operating Expenses
General and administrative	$5,635	$22,612	$23,432

Total Operating Expenses	5,635	22,612	23,432

Net Loss	$(5,635)	$(22,612)	$(23,432)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	6,000,000	6,000,000	6,000,000

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the Period
		from December 22,
	For the nine months ended	2006 (Inception) to
	September 30, 2007	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,612)	$(23,432)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services - related party	11,332	12,152
Net Cash Used In Operating Activities	(11,280)	(11,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related party	4,000	6,000
Contributed capital - related party	5,985	5,985
Net Cash Provided By Financing Activities	9,985	11,985

Net Increase (Decrease) in Cash	(1,295)	705
Cash - Beginning of Period	2,000	-
Cash - End of Period	$705	$705

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form 10-SB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the period ended September 30, 2007 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Capital Equity Finance, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business. At September 30, 2007, the Company had not yet commenced operations.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2007, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument.  The Company adopted SFAS No. 155 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109.”  This Interpretation provides guidance for recognizing and measuring certain tax positions, as defined in FASB No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008.  The Company adopted SFAS No. 158 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB No.108”), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 and it did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The Company will adopt SFAS No. 159 on January 1, 2008 and it is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Stockholders’ Equity

(A)	Common Stock Issuance for Cash

On December 22, 2006, the Company issued 6,000,000 shares of common stock, par value $.001 per share, to its founding stockholders in exchange for $2,000 in cash and a $4,000 subscription receivable.  The subscriptions were received in full during the three months ended March 31, 2007.

(B)	Contributed Capital and Services – Related Party

(1)  Year ended December 31, 2006

During 2006, an affiliate of the Company’s President contributed professional services to the Company aggregating $750.  The value of these contributed services was based upon the fair value of the services provided.

During 2006, an affiliate of the Company’s President paid $70 for certain general and administrative expenses on behalf of the Company.

(2)  Period ended September 30, 2007

During 2007, an affiliate of the Company’s President contributed professional services to the Company aggregating $9,025.  The value of these contributed services was based upon the fair value of the services provided.

During 2007, an affiliate of the Company’s President paid $1,895 for certain general and administrative expenses on behalf of the Company.

During 2007, a related party stockholder of the company paid $412 for certain general and administrative expenses on behalf of the company.

During 2007, the Company received $5,985 from related party stockholders to fund future expenses of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information presented in Item 2 contains forward-looking statements. You should understand that forward-looking statements are only predictions reflecting our current beliefs and are based on information currently available to us. Although we believe that the assumptions reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

You can identify a forward-looking statement by our use of a word such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “propose”, “potential” “continue” and similar terms and expressions, or the negative of these words or other variations on these words or comparable terminology.

In evaluating a forward-looking statement, you should understand that a forward looking statement involves known and unknown risks, uncertainties, contingencies, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statement. Known risks related to an investment in our Company, risks related to our business, and risks related to our securities are identified in our Form 10-SB as amended and are incorporated herein by reference. You should also understand that we have no obligation and do not undertake to update or revise forward-looking statements made in this Report to reflect events or circumstances occurring after the date of this Report.

Overview

Capital Equity Finance, Inc., a Florida corporation (the “Company”, “us”, “we” and “our”), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have generated no cash flow. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

Presently, we have been meeting our expenses through capital contributions made by our founding shareholders.  We neither generate any cash revenue nor cash flow. Our operating costs, which include professional fees and costs are likely to approximate $20,000 to $30,000 during the next 12 months. In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our Form 10-SB, as amended. Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our sole officer and director to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our stockholders, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 3. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”). Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2007, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended September 30, 2007, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits

Description
31.1	13a-14(a)-15d-14(a) Certification – Luz M. Weigel
31.2	13a-14(a)-15d-14(a) Certification - Luz M. Weigel
32.1	18 U.S.C. § 1350 Certification - Luz M. Weigel
32.2	18 U.S.C. § 1350 Certification - Luz M. Weigel

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL EQUITY FINANCE, INC.

Date: October 17, 2007	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)