Form 10-K
period 2008-12-31
Capital Equity Finance Inc.
filed 2009-03-27
CIK 1401227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

CAPITAL EQUITY FINANCE, INC.
(Exact name of registrant as specified in its charter)

Florida	20-8090841
(State or other jurisdiction of	(IRS Employer
incorporation of organization)	Identification No.)

5775 Blue Lagoon Drive, Suite 100, Miami, FL	33126
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (786) 888-4567

Securities to be registered under Section 12(b) of the Act:                    None

Title of each class	Name of each exchange
on which registered

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 20, 2009 was $2,250.

The number of shares outstanding of the issuer’s common stock as of latest practicable date was 6,090,000 shares.

PART I

ITEM 1.  BUSINESS.

General Development of Business

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

Business of Issuer

Our discussion of the proposed business under this caption and throughout this Form 10-K is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

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

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained.  Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations.  This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The registered office and sole location of the Company is 5775 Blue Lagoon Drive, Suite 100, Miami, Florida 33126.  This location is the same address where our legal counsel and our director maintain their offices.  This office space is provided to us rent-free.  We believe these facilities are adequate to serve our needs until such time as a business combination, if any, occurs.  We expect to be able to utilize these facilities, free of charge, until such time as a business combination, if any, occurs.

ITEM 3.  LEGAL PROCEEDINGS.

Presently, there are no legal proceedings to which we are a party, and we do not know of any legal proceedings threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

None of our shares of common stock are presently subject to outstanding options or warrants to purchase, or securities convertible into our common equity.  There are two shareholders of our common stock holding beneficial control of a total of 6,000,000 shares and an additional nine shareholders holding a combined ninety thousand shares.  All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in a private transaction not involving a public offering in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act.  These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 and/or Regulation S or has registered these shares for resale.

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

Recent Sales of Unregistered Securities

The following sets forth information relating to all previous sales of our common stock, which sales were not registered under the Securities Act.  As of the date of this report, we have 16 shareholders and 6,090,000 shares of common stock issued and outstanding.

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

On or about May 10, 2007, Waterford Capital Group, Inc. gifted 200,000 shares to two others but retained voting control of the shares until the Company makes a business acquisition.  On April 1, 2008, Waterford Capital Group, Inc. gifted 300,000 shares to the family of Ms. Weigel, but Waterford Capital Group, Inc. retains beneficial ownership of these shares until they are sold or until the respective owners reach the age of majority.

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

On January 6, 7, and 8, 2008, we issued 50,000 shares of common stock to five accredited and sophisticated investors in transactions exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and/or Rule 506.  On January 14, 28, and 29, 2008, we issued 40,000 shares of common stock to accredited investors in transactions exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and/or Rule 506 and under Regulation S.  In each of the Regulation D and Regulation S transactions conducted in January 2008, the offering price was $0.025 USD per share.  Thus, we issued 90,000 shares of common stock to five accredited and sophisticated investors for $2,250 in transactions exempt from registration pursuant to Section 4(2) of the Securities Act, Regulation D Rule 506, and/or Regulation S.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $120 comprised exclusively of cash and cash equivalents.  This compares with assets of $705, comprised exclusively of cash and cash equivalents, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $2,885.  This compares to the Company’s current liabilities as of December 31, 2007 of $0.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From December 22, 2006 (Inception) to December 31, 2008
	Year Ended December 31,
	2008	2007

Net cash used in operating activities	$(12,909)	$(16,635)	$(29,614)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	12,324	15,340	29,734
Net effect on cash	(585)	(1,295)	120

The Company has nominal assets and has generated no revenues since inception.  The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,234 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from December 22, 2006 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ending December 31, 2008, the Company had a net loss of approximately $23,028, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 26, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and the filing of the Company’s quarterly reports. This compares with a net loss of approximately $27,483 for the year ending December 31, 2007 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in July 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to December 31, 2008, the Company had a net loss of $51,331 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in July 2007 and its one amendment and the filing of the Company’s quarterly and annual reports on Form 10-QSB and Form 10-KSB, respectively.

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

4.           LIMITED ABILITY TO EVALUATE TARGET BUSINESS’ MANAGEMENT

While our ability to successfully effect a business combination will be dependent upon certain key personnel, the future role of such personnel in the target business cannot presently be stated with any certainty.  There can be no assurance that our sole officer and director will remain associated in any operational capacity with us following a business combination.  Moreover, there can be no assurances that our sole officer and director will have any experience or knowledge relating to the operations of the particular target business. Furthermore, although we intend to scrutinize the management team of a prospective target business in connection with evaluating the desirability of effecting a business combination with such target business, there can be no assurances that our assessment of such management team will prove to be correct, especially since our sole officer and director is not a professional business analyst.  See Item 10, "Directors, Executive Officers and Corporate Governance."

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

5.           NO OPPORTUNITY FOR NON-AFFILIATE SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination.  Such agreement to effectuate a business combination, however, will be subject to shareholder approval pursuant to applicable law.  As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director, her advisors, and perhaps also with the judgment of our other shareholder, in connection with the selection and ultimate consummation of a business combination.  In addition, under Florida law, the form of business combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our common stock) to shareholders disapproving the proposed business combination.  See Item 1, "Business - `Business of Issuer'" and Item 13, "Certain Relationships and Related Transactions, and Director Independence".

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

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include the following:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

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

17.              WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

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

19.             DIRECTOR CONFLICTS OF INTEREST

Our sole officer and director is not required to commit her full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities.  Our sole officer and director engages in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities (see, for example Item 10, "Directors, Executive Officers and Corporate Governance," for a description of our officer and director's other business affiliations).  To the extent that our officer and director engages in such other activities, she will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which she is or may be associated or have an interest, rather than diverting such opportunities to us.  As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours.  No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities.  Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.  Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented.  Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities.  In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria.  There can be no assurances that any of the foregoing conflicts will be resolved in our favor.  We may also consider business combinations with entities owned or controlled by persons other than those persons described above.  There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of her shares of common stock, as a condition to, or in connection, with a business combination.  Therefore, it is possible that the terms of any business combination will provide for the sale of all or a portion of the shares of common stock held by such shareholder.  In the event that such a sale occurs, the Company's sole officer and director intends to approve the business combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act.  Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of common stock in connection with a business combination pursuant to the same terms that our sole officer and director will be provided.  Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of common stock being sold by our sole officer and director.  See Item 1, "Business - `Business of Issuer'."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Capital Equity Finance, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2008

CONTENTS
Page(s)

Report of Independent Registered Public Accounting Firm	19

Financial Statements:

Balance Sheets - As of December 31, 2008 and 2007	20

Statements of Operations –
For the years ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008	21

Statements of Changes in Stockholders’ Equity (Deficit) -
For the year ended December 31, 2008, the period from December 22, 2006 (inception) to December 31, 2007 and for the period from December 22, 2006 (inception) to December 31, 2008	22

Statement of Cash Flows -
For the years ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008	23

Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of:
Capital Equity Finance, Inc.

We have audited the accompanying balance sheets of Capital Equity Finance, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from December 22, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Equity Finance, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from December 22, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $23,028 and net cash used in operations of $12,909 for the year ended December 31, 2008; and a working capital deficit of $2,765 and a stockholders’ deficit of $2,765 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
March 14, 2009

Capital Equity Finance, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2008	2007

Assets

Current Assets:
Cash	$120	$705
Total Current Assets	120	705

Total Assets	$120	$705

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$2,885	$-
Total Current Liabilities	2,885	-

Stockholders' Equity (Deficit):
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
6,090,000 and 6,000,000 shares issued and outstanding)	6,090	6,000
Additional paid in capital	42,476	23,008
Deficit accumulated during development stage	(51,331)	(28,303)

Total Stockholders' Equity (Deficit)	(2,765)	705

Total Liabilities and Stockholders' Equity (Deficit)	$120	$705

See accompanying notes to financial statements

Capital Equity Finance, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period
			from December 22, 2006
	For the years ended December 31,		(inception) to
	2008	2007	December 31, 2008

Operating Expenses
General and administrative	$23,028	$27,483	$51,331
Total operating expenses	23,028	27,483	51,331

Net loss	$(23,028)	$(27,483)	$(51,331)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - basic and diluted	6,086,120	6,000,000	6,042,595

See accompanying notes to financial statements

Capital Equity Finance, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2008 and 2007 and for the Period from December 22, 2006 (inception) to December 31, 2008

				Deficit
				Accumulated
				During
	Common Stock, $0.001 Par Value		Additional	Development	Subscription
	Shares	Amount	Paid in Capital	Stage	Receivable	Total

Common stock issued to founders for cash ($0.001 per share)	6,000,000	$6,000	$-	$-	$(4,000)	$2,000

Contributed capital - related party	-	-	70	-	-	70

Contributed services - related party	-	-	750	-	-	750

Net loss for the period ended December 31, 2006	-	-	-	(820)	-	(820)

Balance December 31, 2006	6,000,000	6,000	820	(820)	(4,000)	2,000

Receipt of prior year stock subscription	-	-	-	-	4,000	4,000

Contributed capital - related parties	-	-	11,340	-	-	11,340

Contributed services - related party	-	-	10,848	-	-	10,848

Net loss for the year ended December 31, 2007	-	-	-	(27,483)	-	(27,483)

Balance December 31, 2007	6,000,000	6,000	23,008	(28,303)	-	705

Common stock issued for cash ($0.025 per share)	90,000	90	2,160	-	-	2,250

Contributed capital - related parties	-	-	10,074	-	-	10,074

Contributed services - related party	-	-	7,234	-	-	7,234

Net loss for the year ended December 31, 2008	-	-	-	(23,028)	-	(23,028)

Balance December 31, 2008	6,090,000	$6,090	$42,476	$(51,331)	$-	$(2,765)

See accompanying notes to financial statements

Capital Equity Finance, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			from December 22, 2006
	For the years ended December 31,		(Inception) to
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,028)	$(27,483)	$(51,331)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services - related party	7,234	10,848	18,832
Changes in operating assets and liabilities:
Increase in accounts payable	2,885	-	2,885
Net Cash Used In Operating Activities	(12,909)	(16,635)	(29,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related parties	-	4,000	6,000
Proceeds from sale of common stock	2,250	-	2,250
Contributed capital - related party	10,074	11,340	21,484
Net Cash Provided By Financing Activities	12,324	15,340	29,734

Net increase (decrease) in cash	(585)	(1,295)	120

Cash - beginning of year/period	705	2,000	-

Cash - end of year/period	$120	$705	$120

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Capital Equity Finance, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At December 31, 2008, the Company had not yet commenced operations.

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

A significant estimate in 2008 and 2007 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2008 or December 31, 2007, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and 2007, there were no balances that exceeded these limits.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2008 and 2007, and since inception, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.  The Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.

Non-Employee Stock-Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  The Company has not issued any stock based compensation to third parties since inception.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments.                    At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
December 31, 2008 and 2007

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

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $23,028 and net cash used in operations of $12,909 for the year ended December 31, 2008; and a working capital deficit of $2,765, and a stockholders’ deficit of $2,765 at December 31, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $44,000 at December 31, 2008 expiring through the year 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Significant deferred tax assets at December 31, 2008 and 2007 are approximately as follows:

	2008	2007
Gross deferred tax assets:
Net operating loss carryforwards	$(16,000)	$(10,000)
Total deferred tax assets	(16,000)	(10,000)
Less: valuation allowance	16,000	10,000
Deferred tax asset – net	-	-

The valuation allowance at December 31, 2007 was approximately $10,000.  The net change in valuation allowance during the year ended December 31, 2008 was an increase of approximately $6,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for Florida state income taxes, a blended rate of 36.64%) as follows:

	2008	2007

Expected tax expense (benefit) – Federal	$(7,600)	$(9,000)
Expected tax expense (benefit) – State	(1,000)	(1,000)
Contributed services – related party	2,600	-
Change in valuation allowance	6,000	10,000
Actual tax expense (benefit)	$-	$-

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Note 4 Stockholders’ Equity (Deficit)

(A) Common Stock Issuance for Cash

(1) Year ended December 31, 2006

On December 22, 2006, the Company issued 6,000,000 shares of common stock, par value $0.001 per share, to its founding shareholders in exchange for $2,000 and a $4,000 subscription receivable.  The subscription was received in 2007.

(2) Year ended December 31, 2008

In January 2008, the Company issued 90,000 shares of common stock for $2,250 ($0.025/share).

(B) Contributed Capital and Contributed Services – Related Party

(1) Year ended December 31, 2006

During 2006, a related party of the Company’s President paid $70 for general and administrative expenses on behalf of the Company.

During 2006, a related party of the Company’s President contributed professional services to the Company aggregating $750.  The value of these contributed services was based upon the fair value of the services provided. Under SFAS No. 123R and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss.

(2) Year ended December 31, 2007

During 2007, a related party of the Company’s President paid $2,590 for general and administrative expenses on behalf of the Company.

During 2007, the Company received $8,750 from related party stockholders to fund expenses of the Company. This was treated as contributed capital.

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

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

(3)  Year ended December 31, 2008

During 2008, a related party of the Company’s President paid $1,809 for certain general and administrative expenses on behalf of the Company.

During 2008, the Company received $8,265 from related party stockholders to fund expenses of the Company. This was treated as contributed capital.

During 2008, a related party of the Company’s President contributed professional services to the Company aggregating $7,234.  The value of these services was based upon the fair value of the services provided.  Under SFAS No. 123R and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss.

Note 5 Subsequent Event

In February 2009, the Company received $2,765 from a related party stockholder to fund expenses of the Company. This was treated as contributed capital.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company's disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of December 31, 2008, are effective in timely alerting her to material information relating to the Company  that is required to be included in its periodic filings with the SEC.

In connection with its evaluation during the annual and quarterly period ended December 31, 2008, the Company has made no changes in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our executive officers and directors and additional information concerning them are as follows:

Name	Age	Position
Luz M. Weigel	44	President,
		Secretary,
		Treasurer, and Director

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

Family Members

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.  There is a family relationship between our director, the owners of Waterford Capital Group, Inc., and the Company’s outside legal counsel, Russell C. Weigel, III, P.A.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Audit Committee

The board of directors acts as the Audit Committee, and the Board has no separate committees. We have no qualified financial experts at this time because we have not been able to hire a qualified candidate.  Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

Promoters and Control Persons

The following entities are founders of the Company and current shareholders:

The Stone Financial Group, Inc.

The Stone Financial Group, Inc. is a Minnesota corporation of which Mr. Esper Gullat, Jr., age 50, is the sole shareholder, officer, and director.  Mr. Gullat has been a professional investor since at least 1999 and formed The Stone Financial Group, Inc. as a holding company for investments.  The Stone Financial Group, Inc. paid $2,000 for its founding share subscription of 2,000,000 shares and has contributed an additional $1,000 in funds to the Company.  Thereafter, The Stone Financial Group, Inc. acquired an additional 2,000,000 shares of the Company’s common stock from a founding shareholder, with the result being that The Stone Financial Group, Inc. became the owner of a total of 4,000,000 shares (or 66.67%) of the Company’s issued and outstanding common stock.  During 2008, The Stone Financial Group, Inc. contributed $4,000.  Neither The Stone Financial Group, Inc. nor its shareholder, has been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

Waterford Capital Group, Inc.

Waterford Capital Group, Inc., a Florida corporation, is the beneficial owner of 33% of the issued and outstanding shares of the Company.  Luz M. Weigel is the sole officer and director of Waterford Capital Group, Inc.  Luz M. Weigel and her husband Russell C. Weigel, III, are the 100% owners of Waterford Capital Group, Inc. as tenants by the entirety.  Waterford Capital Group, Inc. was formed as a personal holding company for investments. Waterford Capital Group, Inc. is a shareholder in several shell companies, including Corporate Equity Investments, Inc. and Biscayne Acquisition Group, Inc., and is likely to invest in additional shell companies in the future. Waterford Capital Group, Inc. paid $2,000 for its founding share subscription. During 2008, 2007 and 2006, Waterford Capital Group contributed capital of $6,074, $11,339 and $70, respectively.  Also, Russell C. Weigel, III, P.A., a related party of the Company’s President, contributed professional services to the Company on behalf of the Company in the amount of  $7,234, $10,848 and $750, respectively.  The value of services was based upon the fair value of the services provided. Neither Waterford Capital Group, Inc., nor its shareholders, have been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

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

Corporate Governance

We have not held any board or committee meetings because we have only one (1) director. We do not have any committees for the same reason. We are not seeking to expand the board of directors because we do not believe that having additional directors or committees will facilitate the execution of our singular business purpose.  We do not have an audit committee financial expert as that term is defined in Regulation SK, Item 407 (d)(5). We do not have a formal process for shareholders to send communication to the board because our shareholders and our director have ready access to each other.

ITEM 11.  EXECUTIVE COMPENSATION.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

	Other 5% Shareholders

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

(4)
Waterford Capital Group, Inc. has gifted a total of 200,000 shares, which represents 3.3% of the issued and outstanding shares of the Company shares, equally to two non-affiliates of the Company.  Waterford Capital Group, Inc. retains both the voting rights to these shares and holds the certificates issued in the names of the donees.  Waterford Capital Group, Inc. intends to retain possession and control of these shares at least until such time as a business combination has been executed.  Waterford Capital Group, Inc. transferred an additional 300,000 shares to minor age family members of Ms. Weigel.  Waterford Capital Group, Inc. retains beneficial ownership of these shares until they are sold or until the respective owners reach the age of majority.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Luz M. Weigel, the Company’s sole officer and director, and her husband Russell C. Weigel, III, are the shareholders of Waterford Capital Group, Inc., as tenants by the entirety.  Waterford Capital Group, Inc. is a 24.6% shareholder of the Company.

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

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to our sole officer and director, or to any other affiliate, if any.  See Item 11, "Executive Compensation."

Our sole officer and director, who is also deemed to beneficially own all of the shares of common stock held by Waterford Capital Group, Inc., may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of common stock, as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of some or all of the shares of common stock held by the director and/or by one or more of the other shareholders.  However, it is possible that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of common stock in connection with a business combination pursuant to the same terms pertaining to our director’s, and/or other shareholder’s, beneficially owned shares. Also, such other shareholders, if any, may not be afforded an opportunity to approve or consent to the sale of the director’s or other shareholder’s shares of common stock in connection with a business combination.  See also, Item 1, "Business," and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  It is more likely than not that any sale of securities by our founding shareholders to an acquisition candidate would be at a price substantially higher than that originally paid by such founders.  Any payment to such founding shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity.  See, e.g., Item 1, "Business."

Director Independence

We do not have any independent directors.

Transactions with Promoters

A description of the Company’s founding shareholders and their contributions to the Company are set forth above in Item 10, “Directors, Executive Officers and Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We have paid Berman & Co., P.A. $6,000 for auditing our financial statements for the years ended December 31, 2007 and 2006.  We paid Berman & Co., P.A. $4,500 for the reviews of our Form 10-QSB for March 31, 2007, June 30, 2007 and September 30, 2007.  We paid Berman & Co., P.A. $3,000 for the reviews of our Form 10-Q for March 31, 2008 and June 30, 2008.  We continue to owe Berman & Co, P.A. $1,500 for the review of our Form 10-Q for September 30, 2008.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Equity Finance, Inc.

Date: March 26, 2009	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)