Form 10-K/A
period 2008-12-31
Capital Equity Finance Inc.
filed 2009-03-31
CIK 1401227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Capital Equity Finance, Inc. is amending its Annual Report on Form 10-K for the year ended December 31, 2008 to include the information required to be contained in Part II, Item 9A (or 9A(T)).

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Capital Equity Finance, Inc.’s management is responsible for establishing and maintaining internal control over financial reporting for the Company. Capital Equity Finance, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairy reflect the transactions of the company.

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The management of Capital Equity Finance, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid Berman & Co., P.A. for the auditing and quarterly reviews of our financial statements for the years ended:

2008: $8,000
2007: $7,500

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

Capital Equity Finance, Inc.

Date: March 31, 2009	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)