Form 10-Q
period 2009-06-30
Capital Equity Finance Inc.
filed 2009-08-19
CIK 1401227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009
Common Stock, $.001 par value per share	6,090,000 shares

CAPITAL EQUITY FINANCE, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.
Capital Equity Finance, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

Capital Equity Finance, Inc.
(A Development Stage Company)
Condensed Balance Sheet

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$29,000	$120
Total Current Assets	29,000	120

Total Assets	$29,000	$120

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accrued Expenses	$1,315	$-
Accounts Payable	9,000	2,885
Total Current Liabilites	10,315	2,885

Stockholders’ Deficit:
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
6,090,000 shares issued and outstanding)	6,206	6,090
Additional paid in capital	83,825	42,476
Deficit accumulated during development stage	(71,346)	(51,331)
Total Stockholders' Deficit	18,685	(2,765)

Total Liabilities and Stockholders’ Deficit	$29,000	$120

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 22, 2006 (inception) to June 30, 2009
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	10,315	4,816	20,015	14,572	71,346
Total operating expenses	10,315	4,816	20,015	14,572	71,346

Loss from operations	(10,315)	(4,816)	(20,015)	(14,572)	(71,346)

Net loss	$(10,315)	$(4,816)	$(20,015)	$(14,572)	$(71,346)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year - basic	6,130,352	6,090,000	6,110,287	6,082,198	6,055,898

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,		For the period from December 22, 2006 ( Inception ) to 30-Jun-09
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,015)	$(14,572)	$(71,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	3,737	5,664	22,569
Changes in operating assets and liabilities:
Increase in accounts payable	7,430	1,315	3,500
Increase in accrued liabilities	-	-	1,845
Net Cash Used In Operating Activities	(8,848)	(7,593)	(43,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related parties	-	-	6,000
Proceeds from sale of common stock	29,000	2,250	2,250
Contributed capital - related party	8,728	4,673	24,867
Net Cash Provided By Financing Activities	37,728	6,923	33,117

Net increase (decrease) in cash	28,880	(670)	(10,315)
Cash - beginning of year/period	120	705	-
Cash - end of year/period	$29,000	$35	$(10,315)

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
 (A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2009

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Capital Equity Finance, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At June 30, 2009, the Company had not yet commenced operations.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At June 30, 2009, the Company had no cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2009, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $20,015 and net cash used in operations of $8,848 for the six months ended June 30, 2009, and a deficit accumulated during the development stage of $71,346 at June 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(3) Six Months ended June 30, 2008

In May 2009, the Company issued 72,000 shares of common stock for $18,000 ($0.25/share).

In June 2009, the Company issued 44,000 shares of common stock for $11,000 ($0.25/share).

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

(4) Six months ended June 30, 2009

During 2009, a related party of the Company’s President paid $5,963 for certain general and administrative expenses on behalf of the Company.

During 2009, the Company received $2,765 from related party stockholders to fund future expenses of the Company.

During 2009, a related party of the Company’s President contributed professional services to the Company aggregating $3,737.  The value of these services was based upon the fair value of the services provided.

Note 5 Change in Control

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

Note 6 Subsequent Event

(A) Common Stock Issuance for Cash

In July 2009, the Company issued 16,000 shares of common stock for $4,000 ($0.25/share).

In August 2009, the Company issued 4,000 shares of common stock for $1,000 ($0.25/share).

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $29,000 consisting exclusively of cash and cash equivalents. This compares with assets of $120, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of June 30, 2009 totaled $10.315, comprised of accrued expenses and accounts payable. This compares to the Company’s current liabilities as of December 31, 2008 of $2,885.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From December 22, 2006 (Inception) to June 30,
	Six months Ended June 30,
	2009	2008	2009

Net cash used in operating activities	$(8,848)	$(7,593)	$(43,432)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	37,728	6,923	33,117
Net effect on cash	28,880	(670)	(10,315)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ending June 30, 2009, the Company had a net loss of approximately $20,015, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009. This compares with a net loss of approximately $14,572 for the six months ending June 30, 2008 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Form 10-KSB for the fiscal year ended December 31, 2008.

For the period from December 22, 2006 (Inception) to June 30, 2009, the Company had a net loss of $71,346, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in July 2007 and its one amendment and the filing of the Company’s quarterly and annual reports on Form 10-QSB and Form 10-KSB, respectively.

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

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 30, 2009, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended June 30, 2009, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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

CAPITAL EQUITY FINANCE, INC.

Date: August 18, 2009	By:	/s/ Chad B. Beemer
Chad B. Beemer
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)