Form 10-Q
period 2009-09-30
Capital Equity Finance Inc.
filed 2009-12-01
CIK 1401227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 24, 2009
Common Stock, $.001 par value per share	7,193,000 shares

CAPITAL EQUITY FINANCE, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.
Capital Equity Finance, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2009
(Unaudited)

Capital Equity Finance, Inc.
(A Development Stage Company)
Condensed Balance Sheet

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$1,333	$120
Total Current Assets	1,333	120

Total Assets	$1,333	$120

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accrued Expenses	$1,315	$-
Accounts Payable	9,000	2,885
Total Current Liabilites	10,315	2,885

Stockholders’ Deficit:
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
6,090,000 shares issued and outstanding)	6,234	6,090
Additional paid in capital	90,797	42,476
Deficit accumulated during development stage	(106,013)	(51,331)
Total Stockholders' Deficit	(8,982)	(2,765)

Total Liabilities and Stockholders’ Deficit	$1,333	$120

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from December 22, 2006 (inception) to September 30, 2009
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	27,037	701	27,655	17,759	32,165
Legal and professional	7,630	3,860	27,027	1,374	73,848
Total operating expenses	34,667	4,561	54,682	19,133	106,013

Loss from operations	(34,667)	(4,561)	(54,682)	(19,133)	(106,013)

Net loss	$(34,667)	$(4,561)	$(54,682)	$(19,133)	$(106,013)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the year - basic	6,221,391	6,090,000	6,147,729	6,084,818	6,070,928

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the period from December 22, 2006 ( Inception ) to September 30, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,682)	$(19,133)	$(106,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	3,737	6,659	22,569
Changes in operating assets and liabilities:
Increase in accounts payable	1,315	-	1,315
Increase in accrued liabilities	6,115	-	9,000
Net Cash Used In Operating Activities	(43,515)	(12,474)	(73,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related parties	-	-	6,000
Proceeds from sale of common stock	36,000	2,250	38,250
Contributed capital - related party	8,728	9,639	30,212
Net Cash Provided By Financing Activities	44,728	11,889	30,212

Net increase (decrease) in cash	1,213	(585)	1,333
Cash - beginning of year/period	120	705	-
Cash - end of year/period	$1,333	$120	$1,333-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Capital Equity Finance, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Capital Equity Finance, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At September 30, 2009, the Company had not yet commenced operations.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At September 30, 2009, the Company had no cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2009, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  The Company has not issued any stock based compensation since inception.

Capital Equity Finance, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2009
(Unaudited)

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
Financial Statements
September 30, 2009
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $54,682 and net cash used in operations of $43,515 for the nine months ended September 30, 2009, and a deficit accumulated during the development stage of $106,013 at September 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(3) Nine Months ended September 30, 2008

In May 2009, the Company issued 72,000 shares of common stock for $18,000 ($0.25/share).

In June 2009, the Company issued 44,000 shares of common stock for $11,000 ($0.25/share).

In July 2009, the Company issued 16,000 shares of common stock for $4,000 ($0.25/share).

In August 2009, the Company issued 4,000 shares of common stock for $1,000 ($0.25/share).

In September 2009, the Company issued 8,000 shares of common stock for $2,000 ($0.25/share).

Capital Equity Finance, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2009
(Unaudited)

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

(4) Nine months ended September 30, 2009

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

Note 6 Subsequent Event

(A) Common Stock Issuance for Cash

As of November 20, 2009, the Company issued 4,000 shares of common stock for $1,000 ($0.25/share).

As of November 20, 2009, the Company issued 955,000 shares of common stock for $477,500 ($0.50/share).

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $1,333 consisting exclusively of cash and cash equivalents. This compares with assets of $120, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of September 30, 2009 totaled $10,315, comprised of accrued expenses and accounts payable. This compares to the Company’s current liabilities as of December 31, 2008 of $2,885.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From December 22, 2006 (Inception) to September 30,
	Nine months Ended September 30,
	2009	2008	2009

Net cash used in operating activities	$(43,515)	(12,474)	(73,129)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	44,728	11,889	74,462
Net effect on cash	1,333	120	1,333)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $3,213 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to September 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ending September 30, 2009, the Company had a net loss of approximately $54,682, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009. This compares with a net loss of approximately $19,133 for the nine months ending September 30, 2008 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Form 10-KSB for the fiscal year ended December 31, 2008.

For the period from December 22, 2006 (Inception) to September 30, 2009, the Company had a net loss of $106,013, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in July 2007 and its one amendment and the filing of the Company’s quarterly and annual reports on Form 10-QSB and Form 10-KSB, respectively.

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

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2009, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended September 30, 2009, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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

CAPITAL EQUITY FINANCE, INC.

Date: November 23, 2009	By:	/s/ Chad B. Beemer
Chad B. Beemer
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)